Form 10-Q
period 1996-06-30
LYMAN LUMBER CO /MN
filed 1996-08-06
CIK 889605

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM          TO



                         COMMISSION FILE NUMBER 33-49574


                              LYMAN LUMBER COMPANY
             (Exact name of registrant as specified in its charter)


          Minnesota                                            41-0386245
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification Number)


 300 Morse Ave., Excelsior, MN                                    55331
(Address of principal executive                                 (Zip Code)
 offices)

                                 (612) 474-0844
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:   YES __X__   NO _____

AT AUGUST 5, 1996, 8,470 SHARES OF $1.00 PER SHARE PAR VALUE VOTING COMMON STOCK AND 169.4 SHARES OF $100.00 PER SHARE PAR VALUE NON-VOTING STOCK WERE OUTSTANDING.


                              LYMAN LUMBER COMPANY

                          INDEX TO REPORT ON FORM 10-Q

                           QUARTER ENDED JUNE 30, 1996


                                                                    Page Number

PART I.           FINANCIAL INFORMATION:

                  Item 1.  Financial Statements                          1

                  Item 2.  Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                     8


PART II.          OTHER INFORMATION                                      11


SIGNATURES                                                               12


PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

LYMAN LUMBER COMPANY AND SUBSIDIARIES

UNAUDITED BALANCE SHEETS
(in thousands of dollars)


ASSETS                                                                  June 30,   December 31,
                                                                          1996         1995
                                                                        --------   ------------
CURRENT ASSETS:
Cash                                                                    $   288      $   479
Trade accounts receivable (less allowance for
  doubtful accounts of $518 and $326, respectively)                      14,728       12,475
Construction mortgage receivables (net of
  allowance for uncollectibles of $1,719 and $1,539, respectively)       43,816       40,117
Current portion of notes receivable                                          33            5
Due from affiliated companies                                               221           48
Inventories                                                               9,013        8,738
Deferred income taxes                                                     1,057        1,057
Prepaid expenses and deposits                                               427          466
                                                                        -------      -------
Total current assets                                                     69,583       63,385

INVESTMENT IN LIMITED PARTNERSHIP AND JOINT VENTURES                      1,041          704
                                                                        -------      -------

PROPERTY, PLANT, AND EQUIPMENT:
  Land                                                                    1,470        1,571
  Buildings                                                               9,029        9,460
  Yard equipment                                                          1,542        2,186
  Office equipment                                                        1,091        1,059
  Autos and trucks                                                        1,671        1,560
                                                                        -------      -------
Total property, plant, and equipment                                     14,803       15,836
  Less accumulated depreciation                                           8,170        8,486
                                                                        -------      -------
Net property, plant, and equipment                                        6,633        7,350
                                                                        -------      -------

OTHER REAL ESTATE, INCLUDING LAND DEVELOPMENTS                            4,175        7,638
                                                                        -------      -------

FUNDS HELD BY TRUSTEE                                                       366          366
                                                                        -------      -------

NOTES RECEIVABLE, less current portion                                      575           85
                                                                        -------      -------

DEFERRED CHARGES                                                            571          644
                                                                        -------      -------

OTHER ASSETS                                                                195          255
                                                                        -------      -------

TOTAL ASSETS                                                            $83,139      $80,397
                                                                        =======      =======

           See notes to unaudited consolidated financial statements.


LYMAN LUMBER COMPANY AND SUBSIDIARIES

UNAUDITED BALANCE SHEETS
(in thousands of dollars except per share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY                  June 30,    December 31,
                                                       1996           1995
                                                     ---------    ------------
CURRENT LIABILITIES:
Commercial paper notes payable                        $37,815      $24,974
Notes payable to banks                                  2,200        5,800
Notes payable to related parties                        1,229        1,458
Other notes payable                                       827          695
Current portion of long-term debt                         123          142
Accounts payable                                          978        2,676
Due to affiliated companies                               952        1,509
Accrued expenses:
  Payroll, bonuses, and vacation pay                    1,443        1,583
  Profit sharing                                          305          569
  Taxes, other than income taxes                          871        1,178
  Interest                                                265          458
  Income taxes                                             64          376
  Other                                                 1,040          923
                                                      -------      -------
Total current liabilities                              48,112       42,341
                                                      -------      -------

DEFERRED COMPENSATION                                     707          655
                                                      -------      -------

LONG-TERM DEBT, less current portion                   10,775       12,463
                                                      -------      -------

DEFERRED INCOME TAXES                                     657        3,274
                                                      -------      -------

STOCKHOLDERS' EQUITY:
Common stock: $1 par value; 10,000 shares
 authorized; 8,470 shares issued and outstanding            8            8
Non-voting stock: $100 par value; 500 shares
 authorized; 169.4 shares issued and outstanding           17           17
Additional paid-in capital                                725          637
Retained earnings                                      22,138       21,002
                                                      -------      -------
Total stockholders' equity                             22,888       21,664
                                                      -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $83,139      $80,397
                                                      =======      =======

           See notes to unaudited consolidated financial statements.


LYMAN LUMBER COMPANY AND SUBSIDIARIES
UNAUDITED STATEMENTS OF INCOME AND RETAINED EARNINGS
FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995
(In thousands of dollars except per share amounts)
- --------------------------------------------------

                                                                  Periods Ended June 30
                                                 -----------------------------------------------------
                                                       Three Months                   Six Months
                                                 -----------------------       -----------------------
                                                    1996          1995           1996           1995
                                                 --------       --------       --------       --------
NET SALES                                        $ 22,496       $ 20,093       $ 37,695       $ 36,118
COST OF GOODS SOLD                                 18,139         16,113         30,791         29,227
                                                 --------       --------       --------       --------

GROSS MARGIN                                        4,357          3,980          6,904          6,891
                                                 --------       --------       --------       --------

CONSTRUCTION MORTGAGE INTEREST & FEES               1,697          1,664          3,267          3,221
                                                 --------       --------       --------       --------

OPERATING EXPENSES:
Selling, general and administrative expense         4,276          3,613          8,323          7,502
Construction mortgage interest expense                694            698          1,338          1,298
Management fee from affiliates                       (209)          (174)          (349)          (301)
Other operating expenses                               86            197            195            276
                                                 --------       --------       --------       --------
Total operating expenses                            4,847          4,334          9,507          8,775
                                                 --------       --------       --------       --------

OPERATING INCOME                                    1,207          1,310            664          1,337

OTHER INCOME (EXPENSE):
Interest expense                                     (381)          (512)          (787)          (983)
Interest income                                        50             75             99            120
Equity in earnings of joint ventures                   64            133            106            240
Other                                                 303            325            880            693
                                                 --------       --------       --------       --------
Total Other Income (expense)                           36             21            298             70
                                                 --------       --------       --------       --------

INCOME BEFORE INCOME TAXES                          1,243          1,331            962          1,407

INCOME TAX EXPENSE (BENEFIT)                          217            534           (390)           565
                                                 --------       --------       --------       --------

NET INCOME                                          1,026            797          1,352            842

RETAINED EARNINGS AT BEGINNING OF PERIOD           21,328         18,074         21,002         18,029

DIVIDENDS PAID ($25 PER SHARE)                       (216)             0           (216)             0
                                                 --------       --------       --------       --------

RETAINED EARNINGS AT END OF PERIOD               $ 22,138       $ 18,871       $ 22,138       $ 18,871
                                                 ========       ========       ========       ========

NET INCOME PER SHARE                             $ 118.81       $  93.77       $ 156.56       $  98.98
                                                 ========       ========       ========       ========

           See notes to unaudited consolidated financial statements.


LYMAN LUMBER COMPANY AND SUBSIDIARIES

UNAUDITED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 and 1995
(In thousands of dollars)                                         June 30,      June 30,
                                                                    1996          1995
                                                                 --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  1,352       $    842
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation and amortization                                       398            446
  Amortization                                                        111             77
  Bad debt expense                                                    428            338
  Equity in earnings of joint ventures                               (106)          (240)
  Gain on sales of property and other real estate                    (348)            (2)
  Gain on sales of land development projects                         (844)          (557)
  Deferred income taxes                                            (2,617)
  Deferred compensation                                                52           (107)
  Interest received under construction mortgage receivables         2,121          1,391
  Interest charged under construction mortgage receivables         (2,386)        (2,270)
  Proceeds from trade accounts receivable                          32,365         32,574
  Increase in trade accounts receivable - gross                   (34,839)       (34,181)
  Increase in inventories                                            (275)          (799)
  Decrease (increase) in prepaid expenses and deposits                 39           (142)
  Decrease in accounts payable and accrued expenses                (2,796)        (1,971)
  Decrease in due from/to affiliated companies                       (730)          (835)
                                                                 --------       --------
Net cash used in operating activities                              (8,075)        (5,436)
                                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures & limited partnership                   (652)           (53)
Distributions of equity from joint ventures                           410            739
Payments for purchases of property                                   (197)          (274)
Proceeds from construction mortgage receivables                    26,373         20,577
Payments for construction mortgage receivables                    (30,210)       (25,715)
Proceeds from sales of land development projects                    3,124          2,100
Payments for purchases of land development projects                  (914)          (833)
Proceeds from notes receivable                                          6             26
Proceeds from sales of other real estate and property               1,090             30
Payments for purchases of other real estate                           (46)            (2)
                                                                 --------       --------
Net cash used in investing activities                              (1,016)        (3,405)
                                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable, net                                      9,144          8,419
Payments of long-term debt                                            (28)           (22)
Proceeds from stock issuance                                                         366
Dividends paid                                                       (216)
                                                                 --------       --------
 Net cash provided by financing activities                          8,900          8,763
                                                                 --------       --------

NET DECREASE IN CASH                                                 (191)           (78)

CASH AT BEGINNING OF PERIOD                                           479            470
                                                                 --------       --------

CASH AT END OF PERIOD                                            $    288       $    392
                                                                 ========       ========

           See notes to unaudited consolidated financial statements.



LYMAN LUMBER COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED June 30, 1996 AND 1995


1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position as of June 30, 1996 and December 31, 1995 and the Statements of Income and Cash Flows for the three month and six month periods ended June 30, 1996 and 1995.

         The Statements of Income for the six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results expected for the full year.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 1995.

         Supplemental Cash Flow Information

         The Company paid interest of $2,375,000 and $2,149,000 during the periods ended June 30, 1996 and 1995 and income taxes of $2,539,000 and $161,000 during the periods ended June 30, 1996 and 1995, respectively.

         During the period ended June 30, 1996, the Company received $515,000 of notes receivable in connection with the sale of other real estate and a related note payable of $1,589,000 was assumed by a buyer. Construction mortgage receivables, trade accounts receivable, and accrued interest of $186,000 during the period ended June 30, 1996 were transferred to other real estate as a result of the Company foreclosing on the related property. These noncash flow investing and financing activities have been excluded from the Statement of Cash Flows.

         Concentration of Credit Risk

         At June 30, 1996, Construction Mortgage Investors Co. (CMIC) had certain concentrations of credit risk whereby $2,703,000 of mortgage receivables were from residential building contractors and developers whose individual balances exceeded 5 percent of the total outstanding construction mortgage receivables balance. These receivables are secured by mortgages which, in the opinion of management, have a collateral value in excess of the mortgage receivables. CMIC construction loans are generally secured by the first mortgage with first lien priority being insured by title insurance. In construction projects CMIC restricts its commitment amount to approximately 70% of the estimated hard cost value of the land and construction improvements. Hard costs include the land cost, cost of the building materials and labor.


2.       RELATED-PARTY TRANSACTIONS

         The Company is affiliated by common management and common ownership with Lyman Lumber of Wisconsin, Inc., Building Material Wholesalers, Inc., and Automated Building Components, Inc. A significant portion of the Company's materials are purchased from Building Material Wholesalers, Inc. and Automated Building Components, Inc. and are recorded at cost to the Company, which includes a markup percentage from the seller. The Company charges a management fee to Lyman Lumber of Wisconsin, Inc., Building Material Wholesalers, Inc., and Automated Building Components, Inc. which is disclosed in the Statements of Income.

         Sales to and purchases from affiliated companies for the six month periods ended June 30, 1996 and 1995 were as follows (in thousands of dollars):

                                                       June 30,      June 30,
                                                         1996          1995
                                                       --------      --------

         Sales to affiliated companies                 $    165      $     98
                                                       ========      ========
         Purchases from affiliated companies:
          Building Material Wholesalers, Inc.          $ 23,708      $ 22,819
          Automated Building Components, Inc.             1,841         1,811
                                                       --------      --------
         Total                                         $ 25,549      $ 24,630
                                                       ========      ========


         The Company rents warehouse, yard space and operating equipment to Automated Building Components, Inc. under operating leases. Rental income for the periods ended June 30, 1996 and 1995 was $305,000 and $296,000, respectively. Minimum rental payments under the various leases for 1996 are $601,000.

         At June 30, 1996 the Company was a guarantor on $852,000 of debt of related parties.


3.       CONSTRUCTION MORTGAGE RECEIVABLES

         Construction mortgage receivables in nonaccrual status at June 30, 1996 were $3,593,000. The effect of construction mortgage receivables in nonaccrual status on interest revenue for the periods ended June 30, 1996 and 1995 was $164,000 and $27,000, respectively.


4.       INVESTMENT IN JOINT VENTURES

         The Company is a partner in seven unincorporated land development joint venture projects (Ventures). The Company's partner in six of its Ventures is Lyman Lumber of Wisconsin, Inc. The Company receives a 50% interest in the earnings of the Ventures. Combined financial information for the Ventures, representing 100% interest of Ventures, is combined and summarized as follows (in thousands of dollars):

                                  Balance Sheet
                                                              June 30,
                                                                1996
                                                              --------

             ASSETS
             Cash                                             $     1
             Land                                               2,879
             Notes receivable                                     227
                                                              -------
             TOTAL ASSETS                                     $ 3,107
                                                              =======

             LIABILITIES
             Notes payable                                    $ 1,040
             Deposits                                              35
                                                              -------
             TOTAL LIABILITIES                                  1,075
             EQUITY                                             2,032
                                                              -------
             TOTAL LIABILITIES AND EQUITY                     $ 3,107
                                                              =======


                                Income Statements

                                                 Six Months ended June 30,

                                                   1996           1995
                                                 --------       --------

               Sales                             $    732       $  1,516
               Cost of sales                          561          1,097
                                                 --------       --------
               Gross margin                           171            419
               Interest income                         25             53
               Other                                   15              5
                                                 --------       --------
               Net income                        $    211       $    477
                                                 ========       ========


                             Statement of Cash Flows

                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                     1996          1995
                                                                   --------      -------
         NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:      $  (242)      $ 1,353
                                                                   -------       -------

         CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments of debt                                             (266)           (5)
         Partners investment in joint ventures                       1,317           153
         Distributions of equity to partners                          (819)       (1,475)
                                                                   -------       -------
         Net cash provided by (used in) financing activities           232        (1,327)
                                                                   -------       -------

         NET (DECREASE) INCREASE IN CASH                               (10)           26
         CASH AT BEGINNING OF PERIOD                                    11            48
                                                                   -------       -------
         CASH AT END OF PERIOD                                     $     1       $    74
                                                                   =======       =======


         At June 30, 1996 notes receivable represent a note from the City of Savage, Minnesota (the City) made to facilitate the development of a 33 acre tract of land. The note receivable has various maturity dates through 1999. The note has a weighted average interest rate of 8.6% at June 30, 1996. Repayments are to come from tax increment revenues from the City.

         The note payable of $1,040,000 at June 30, 1996 has a maturity date of April 9, 1999 with annual payments of $400,000 subject to acceleration if the collateral (developed lots) are sold prior to maturity. The note has an interest rate of 7% at June 30, 1996. The borrowing is secured by the Ventures' land inventory.


5.       INCOME TAXES

         During the six months ended June 30, 1996, the Company's effective tax rate was a benefit of 41% compared to an expected federal and state statutory tax rate of approximately 40%. The better than expected effective tax rate is principally due to a March 21, 1996 settlement with the IRS in connection with the IRS audits of the Company's tax returns for the periods January 1, 1991 through December 31, 1994. As a result of the IRS settlement, the Company recorded an income tax benefit of approximately $793,000 from the reversal of income tax previously deferred. In addition, the Company has paid $1,493,000, with an additional $330,000 to be paid, in income taxes which were previously deferred.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

         Net Sales

         The Company's net sales for the three months ended June 30, 1996 were $22,496,000, an increase of $2,403,000 (12.0%) from $20,093,000 for the three months ended June 30, 1995. Net sales for the six months ended June 30, 1996 were $37,695,000, an increase of $1,577,000 (4.4%) from
         $36,118,000 for the six months ended June 30, 1995. The increases were primarily attributable to the increased volume in the lumber and building material contractor division. This increased volume was attributable to the increased demand for residential housing in the Twin Cities Metropolitan Area which more than offset the decrease in volume that occurred in the Company's Mid-America Cedar, Inc. wholesale lumber division during that period.

         Gross Profit

         The Company's gross profit margin for the three months ended June 30, 1996 was 19.4% as compared to 19.8% for the three months ended June 30, 1995. The Company's gross profit margin for the six months ended June 30, 1996 was 18.3% as compared to 19.1% for the six months ended June 30, 1995. The decreases were primarily the result of increases in cost of goods sold. The increase in cost of goods sold was due to the addition of LIFO inventory quantities carried at higher costs prevailing in 1996. The addition resulted in increased cost of goods sold and decreased gross profit dollars by approximately $484,000.

         Construction Mortgage Interest and Fees

         Construction mortgage interest and fees for the three months ended June 30, 1996 were $1,697,000 an increase of $33,000 (2.0%) from $1,664,000 for the three months ended June 30, 1995. Construction mortgage interest and fees for the six months ended June 30, 1996 were $3,267,000 an increase of $46,000 (1.4%) from $3,221,000 for the six months ended June 30, 1995. Interest and fees were constant due to lower interest rates offsetting higher average outstanding construction mortgage receivables.

         Operating Expenses

         Operating expenses were $4,847,000 for the three months ended June 30, 1996, an increase of $513,000 (11.8%) from $4,334,000 for the three months ended June 30, 1995. Operating expenses were $9,507,000 for the six months ended June 30, 1996, an increase of $732,000 (8.3%) from $8,775,000 for the six months ended June 30, 1995. The increases were primarily due to increases in selling, general and administrative expense due to the increased sales volume and to the higher outstanding construction mortgage receivables.

         Total Other Income (Expense)

         Total other income (expense) for the three months ended June 30, 1996 increased to $36,000 of income compared to income of $21,000 for the three months ended June 30, 1995. Total other income (expense) for the six months ended June 30, 1996 increased to $298,000 of income compared to income of $70,000 for the six months ended June 30, 1995. The increases were primarily due to lower interest rates on the Company's borrowings and a gain on sale of other real estate.

         Income Tax Expense

         Total income tax benefits of $390,000, or a 41% effective tax rate, were recorded for the six months ended June 30, 1996 compared to income tax expense of $565,000, or a 40.2% effective tax rate, for the six months ended June 30, 1995. The income tax benefits recorded during the six months ended June 30, 1996 include approximately $403,000 of tax expense, a 40.7% effective tax rate, attributable to the Company's pre-tax income for the period and approximately $793,000 of tax benefits, a 58.7% effective tax rate, recorded for a March 21, 1996 settlement with the IRS in connection with the IRS audits of the Company's tax returns for the periods January 1, 1991 through December 31, 1994. The tax benefits recorded as a result of the IRS settlement represent the reversal of income tax reserves previously recorded.

         Net Income

         The Company's net income for the three months ended June 30, 1996 increased to $1,026,000, an increase of $229,000 from $797,000 for the three months ended June 30, 1995. Net income for the six months ended June 30, 1996 increased to $1,352,000, an increase of $510,000 from $842,000 for the six months ended June 30, 1995. The increases were primarily due to the recording of the tax benefits relating to the IRS settlement.

LIQUIDITY AND FINANCIAL CONDITION

         The Company funds its working capital and capital expenditure requirements from cash from operations and/or borrowings under bank credit facilities and other short-term lenders.

         During the first six months of 1996, the Company experienced an increase in the level of inventory principally due to increased purchases of commodity wood products. Prices for most commodity wood products increased during the first six months of 1996 due to increased demand for residential housing nationwide and limited production by suppliers. The Company has adjusted customer prices regularly to reflect both the deflationary and inflationary effects of the commodity materials they sell and has entered into product delivery and pricing schedules with certain customers to insulate the Company from gross profit margin erosion from increases in commodity wood product prices. However, there can be no assurance that such measures will fully prevent any profit margin erosion for the fiscal year ending December 31, 1996. During the first six months of 1996, the Company experienced an increase in the amount of construction mortgage receivables outstanding resulting from increased receivable originations in the Twin Cities and Milwaukee Metropolitan Areas.

         On June 30, 1996, the Company had working capital of $21,471,000 as compared to $21,044,000 at December 31, 1995. The Company's principal sources and uses of cash during the first six months ended June 30, 1996 are set forth in the unaudited consolidated statement of cash flows for that period.

         For the six months ended June 30, 1996, the Company used approximately $8,075,000 of cash to finance operating activities, primarily the increase in trade accounts receivable and inventories and the decreases of deferred income taxes, accounts payable and accrued expenses. The Company used approximately $1,016,000 of cash for investing activities for the six months ended June 30, 1996 primarily due to the increases in construction mortgage receivables offset by proceeds from sales of land development projects. For the six month period, increases in the Company's cash, cash used in operating activities, and cash used in investing activities were financed primarily by an increase under its bank credit facilities.

         As of June 30, 1996, Lyman Development Company's share of estimated funding requirements for property improvement costs Company-owned projects and for its share of joint venture project costs for the next twelve months are $0 and $137,500, respectively.

         Under an amended and restated bank revolving credit and standby letter of credit facility (the "Credit Agreement"), Lyman and its subsidiaries have credit available to $55,000,000 with maturity on June 30, 1998. The Company is in compliance with the Credit Agreement. Management believes that it will remain in compliance with the Credit Agreement through its maturity.

         Management believes that the cash flows generated from operations and continued access to external sources of credit will be sufficient to meet the Company's liquidity requirements over at least the next twelve months.


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings:

         None

Item 2.  Changes in Securities:

         None

Item 3.  Defaults Upon Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

Item 5.  Other Information:

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) No exhibits are being filed as part of this Quarterly Report on Form 10-Q:

         (b) No current Reports on Form 8-K were filed during the three months ended June 30, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LYMAN LUMBER COMPANY
                                           (Registrant)





Date    August 5, 1996                     /s/ John D. Gilpin
     -----------------------------         ------------------------------------
                                           John D. Gilpin
                                           Senior Vice President and Secretary
                                           (Chief Financial Officer)




Date    August 5, 1996                     /s/ Brian C. Balcer
     -----------------------------         ------------------------------------
                                           Brian C. Balcer
                                           Treasurer and Controller
                                           (Chief Accounting Officer)