Form 10-Q
period 1996-09-30
LYMAN LUMBER CO /MN
filed 1996-11-12
CIK 889605

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
     (Mark one)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________


                         COMMISSION FILE NUMBER 33-49574


                              LYMAN LUMBER COMPANY
             (Exact name of registrant as specified in its charter)


            Minnesota                                  41-0386245
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification Number)


           300 Morse Ave., Excelsior, MN                  55331
         (Address of principal executive                (Zip Code)
         offices)
                                 (612) 470-3600
                         (Registrant's telephone number,
                              including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES __X__ NO _____

    AT NOVEMBER 8, 1996, 8,470 SHARES OF $1.00 PER SHARE PAR VALUE VOTING COMMON STOCK AND 169.4 SHARES OF $100.00 PER SHARE PAR VALUE NON-VOTING STOCK WERE OUTSTANDING.


                              LYMAN LUMBER COMPANY

                          INDEX TO REPORT ON FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1996





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




PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements



LYMAN LUMBER COMPANY AND SUBSIDIARIES
UNAUDITED BALANCE SHEETS
(in thousands of dollars)
                                                           September 30, December 31,
ASSETS                                                         1996         1995
------                                                        -------      -------
CURRENT ASSETS:
Cash                                                          $   165      $   479
Trade accounts receivable (less allowance for
  doubtful accounts of $614 and $326, respectively)            15,954       12,475
Construction mortgage receivables (net of allowance
  for uncollectibles of $1,794 and $1,539, respectively)       48,742       40,117
Current portion of notes receivable                                30            5
Due from affiliated companies                                      76           48
Inventories                                                     7,429        8,738
Deferred income taxes                                           1,057        1,057
Prepaid expenses and deposit                                      308          466
                                                              -------      -------
Total current assets                                           73,761       63,385
                                                              -------      -------

INVESTMENT IN LIMITED PARTNERSHIP AND JOINT VENTURES              993          704
                                                              -------      -------

PROPERTY, PLANT, AND  EQUIPMENT:
  Land                                                          1,470        1,571
  Buildings                                                     9,029        9,460
  Yard equipment                                                1,542        2,186
  Office equipment                                              1,084        1,059
  Autos and trucks                                              1,584        1,560
                                                              -------      -------
 Total property, plant, and equipment                          14,709       15,836
  Less accumulated depreciation                                 8,149        8,486
                                                              -------      -------
Net property, plant and equipment                               6,560        7,350
                                                              -------      -------

OTHER REAL ESTATE, INCLUDING LAND DEVELOPMENTS                  3,789        7,638
                                                              -------      -------

FUNDS HELD BY TRUSTEE                                             366          366
                                                              -------      -------

NOTES RECEIVABLE, less current portion                            390           85
                                                              -------      -------

DEFERRED CHARGES                                                  551          644
                                                              -------      -------

OTHER ASSETS                                                      169          225
                                                              -------      -------

TOTAL ASSETS                                                  $86,579      $80,397
                                                              =======      =======


            See notes to unaudited consolidated financial statements.


LYMAN LUMBER COMPANY AND SUBSIDIARIES


UNAUDITED BALANCE SHEETS
(in thousands of dollars except per share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY                September 30, December 31,
------------------------------------                    1996         1995
                                                       -------      -------
CURRENT LIABILITIES:
Commercial paper notes payable                         $36,000      $24,974
Notes payable to banks                                   3,300        5,800
Notes payable to related parties                         1,697        1,458
Other notes payable                                        833          695
Current portion of long-term debt                        1,923          142
Accounts payable                                         1,625        2,676
Due to affiliated companies                              2,077        1,509
Accrued expenses:
  Payroll, bonuses, and vacation pay                     1,719        1,583
  Profit sharing                                           470          569
  Taxes, other than income taxes                         1,105        1,178
  Interest                                                 365          458
  Income taxes                                             376
  Other                                                  1,055          923
                                                       -------      -------
Total current liabilities                               52,169       42,341
                                                       -------      -------

DEFERRED COMPENSATION                                      796          655
                                                       -------      -------

LONG-TERM DEBT, less current portion                     8,875       12,463
                                                       -------      -------

DEFERRED INCOME TAXES                                    1,170        3,274
                                                       -------      -------

STOCKHOLDERS' EQUITY:
Common stock: $1 par value; 10,000 shares
  authorized; 8,470 shares issued and outstanding            8            8
Non-Voting stock; $100 par value; 500 shares
  authorized; 169.4 shares issued and outstanding           17           17
Additional paid-in capital                                 725          637
Retained earnings                                       22,819       21,002
                                                       -------      -------
Total stockholders' equity                              23,569       21,664
                                                       -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $86,579      $80,397
                                                       =======      =======


            See notes to unaudited consolidated financial statements.


LYMAN LUMBER COMPANY AND SUBSIDIARIES UNAUDITED STATEMENTS OF INCOME AND
RETAINED EARNINGS FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995 (In thousands of dollars except per share amounts)

                                                             Periods Ended September 30
                                                 -----------------------------------------------------
                                                      Three Months                  Nine Months
                                                 -----------------------       -----------------------
                                                   1996           1995           1996          1995
                                                 --------       --------       --------       --------
NET SALES                                        $ 23,779       $ 23,242       $ 61,474       $ 59,360
COST OF GOODS SOLD                                 19,596         18,399         50,387         47,626
                                                 --------       --------       --------       --------

GROSS MARGIN                                        4,183          4,843         11,087         11,734
                                                 --------       --------       --------       --------

CONSTRUCTION MORTGAGE INTEREST & FEES               1,717          1,719          4,984          4,940
                                                 --------       --------       --------       --------

OPERATING EXPENSES;
Selling, general and administrative expense         4,282          4,631         12,605         12,133
Construction mortgage and interest expense            715            723          2,053          2,021
Management fee from affiliates                       (252)          (196)          (601)          (497)
Other operating expenses                               97            (38)           292            238
                                                 --------       --------       --------       --------
Total operating expenses                            4,842          5,120         14,349         13,895
                                                 --------       --------       --------       --------

OPERATING INCOME                                    1,058          1,442          1,722          2,779

OTHER INCOME (EXPENSE)
Interest expense                                     (258)          (259)        (1,045)        (1,242)
Interest income                                        58             87            157            207
Equity in earnings of joint ventures                   40            137            146            377
Other                                                 261            366          1,141          1,059
                                                 --------       --------       --------       --------
Total other income (expense)                          101            331            399            401
                                                 --------       --------       --------       --------

INCOME BEFORE INCOME TAXES                          1,159          1,773          2,121          3,180

INCOME TAX EXPENSE                                    478            735             88          1,300
                                                 --------       --------       --------       --------
NET INCOME                                            681          1,038          2,033          1,880

RETAINED EARNINGS AT BEGINNING OF PERIOD           22,138         18,871         21,002         18.029
                                                 --------       --------       --------       --------

DIVIDENDS ($25 PER SHARE)                            --             --             (216)          --
                                                 --------       --------       --------       --------

RETAINED EARNINGS AT END OF PERIOD               $ 22,819       $ 19,909       $ 22,819       $ 19,909
                                                 ========       ========       ========       ========
NET INCOME PER SHARE                             $  78.84       $ 121.98       $ 235.40       $ 220.97
                                                 ========       ========       ========       ========





            See notes to unaudited consolidated financial statements.



LYMAN LUMBER COMPANY AND SUBSIDIARIES


UNAUDITED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
 (in thousands of dollars)                                    September 30,   September 30,
 ------------------------                                         1996           1995
                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $  2,033       $  1,880
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation                                                       597            718
  Amortization                                                       150            117
  Bad debt expense                                                   555            536
  Equity in earnings of joint ventures                              (146)          (377)
  Gain on sales of property and other real estate                   (355)           (16)
  Gain on sales of land development projects                      (1,386)          (922)
  Deferred income taxes                                           (2,104)
  Deferred compensation                                              141            (39)
  Interest received from construction mortgage receivables         3,462          2.466
  Interest charged under construction mortgage receivables        (3,620)        (3,483)
  Proceeds from trade accounts receivable                         53,030         53,060
  Increase in trade accounts receivable - gross                  (56,768)       (55,711)
  Decrease in Inventories                                          1,309            695
  Decrease (increase) in prepaid expenses and deposits               158           (108)
  Decrease in accounts payable and accrued expenses               (1,424)        (1,849)
  Increase in due from/to affiliated companies, net                  540             14
                                                                --------       --------
Net cash used in operating activities                             (3,828)          (723)
                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures and limited partnership                (731)           (93)
Distributions of equity from joint ventures                          585          1,211
Payments for purchases of property                                  (352)          (408)
Proceeds from construction mortgage receivables                   41,463         34,227
Payments for construction mortgage receivables                   (50,879)       (38,922)
Proceeds from sales of land development projects                   4,863          3,896
Payments for purchases of land development projects               (1,307)        (1,600)
Proceeds from notes receivable                                       193             26
Proceeds from sales of other real estate and property              1,171            181
Payments for purchases of other real estate                          (51)           (10)
                                                                --------       --------
Net cash used in investing activities                             (5,045)        (3,788)
                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable, net                                     8,903          4,315
Proceeds from issuance of long-term debt                               4
Payments of long-term debt                                          (128)          (135)
Proceeds from stock issuance
Dividends paid                                                      (216)
                                                                               --------
Net cash provided by financing activities                          8,559          4,550
                                                                --------       --------

NET (DECREASE) INCREASE IN CASH                                     (314)            39

CASH AT BEGINNING OF PERIOD                                          479            470
                                                                --------       --------

CASH AT END OF PERIOD                                           $    165       $    509
                                                                ========       ========


            See notes to unaudited consolidated financial statements.


LYMAN LUMBER COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995


1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position as of September 30, 1996 and December 31, 1995 and the Statements of Income and Cash Flows for the three month and nine month periods ended September 30, 1996 and 1995.

    The Statements of Income for the nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results expected for the full year.

    These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 1995.

    Supplemental Cash Flow Information

    The Company paid interest of $3,161,000 and $3,195,000 during the periods ended September 30, 1996 and 1995 and income taxes of $2,586,000 and $543,000 during the periods ended September 30, 1996 and 1995 respectively. During the periods ended September 30, 1996 and 1995, the Company received $515,000 and $28,000, respectively, of notes receivable in connection with the sale of other real estate. During the period ended September 30, 1996 a note payable of $1,589,000 in connection with the sale of other real estate was assumed by a buyer. Construction mortgage receivables, trade accounts receivable, and accrued interest of $647,000 and $310,000 during the periods ended September 30, 1996 and 1995, respectively, were transferred to other real estate as a result of the Company foreclosing on the related property. These noncash flow investing and financing activities have been excluded from the Statement of Cash Flows.

    Concentration of Credit Risk

    At September 30, 1996, Construction Mortgage Investors Co. (CMIC) had certain concentrations of credit risk consisting of $2,874,000 of mortgage receivables were from residential builder contractors and developers whose individual balances exceeded 5 percent of the total outstanding construction mortgage receivables balance. These receivables are secured by mortgages which, in the opinion of management, have a collateral value in excess of the mortgage receivables. CMIC construction loans are generally secured by a first mortgage with first lien priority being insured by title insurance. In construction projects CMIC restricts its commitment amount to approximately 70% of the estimated hard cost value of the land and construction improvements. Hard costs include the land cost, cost of the building materials and labor.


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


    Sales to and purchases from affiliated companies for the nine month periods ended September 30, 1996 and 1995 were as follows (in thousands of dollars):


                                                             September 30,        September 30,
                                                                1996                 1995
                                                             ------------         ------------
         Sales to affiliated companies                       $        305         $        188
                                                             ============         ============

         Purchases from affiliated companies:
                   Building Material Wholesalers, Inc.       $     36,882         $     35,820
                   Automated Building Components, Inc.              3,051                2,944
                                                             ------------         ------------

                  Total                                      $     39,933         $     38,764
                                                             ============         ============

    The Company rents warehouse, yard space and operating equipment to Automated Building Components, Inc. under operating leases. Rental income for the periods ended September 30, 1996 and 1995 was $456,000 and $446,000, respectively. Minimum rental payments under the various leases for 1996 are $608,000.

    At September 30, 1996 the Company was a guarantor on a $772,000 of debt of related parties.


3.  CONSTRUCTION MORTGAGE RECEIVABLES

    Construction mortgage receivables in nonaccrual status at September 30, 1996 were $3,182,000. The effect of construction mortgage receivables in nonaccrual status on interest revenue for the periods ended September 30, 1996 and 1995 was $266,000 and $70,000, respectively.


4.  INVESTMENT IN JOINT VENTURES

    The Company is a partner in seven unincorporated land development joint venture projects (Ventures). The Company's partner in six of its Ventures is Lyman Lumber of Wisconsin, Inc. The Company receives a 50% interest in the earnings of the Ventures. Combined financial information for the Ventures, representing a 100% interest of Ventures, is combined and summarized as follows (in thousands of dollars):

                                  Balance Sheet
                                                            September 30,
                                                                 1996
                                                             -----------
                                    ASSETS
                  Cash                                       $         1
                  Land                                             2,747
                  Notes receivable                                   227
                                                             -----------
                  TOTAL ASSETS                               $     2,975
                                                             ===========

                  LIABILITIES
                  Notes payable                              $       884
                  Deposits                                           107
                                                             -----------
                  TOTAL LIABILITIES                                  991
                  EQUITY                                           1,984
                                                             -----------
                  TOTAL LIABILITIES AND EQUITY               $     2,975
                                                             ===========



                                Income Statements

                                         Nine Months ended September 30,
                                         -------------------------------
                                             1996                1995
                                            ------             ------
    Sales                                   $1,102             $2,559
    Cost of sales                              857              1,890
                                            ------             ------
    Gross margin                               245                669
    Interest income                             33                 85
    Other                                       15                  2
                                            ------             ------
    Net income                              $  293             $  756
                                            ======             ======




                             Statement of Cash Flows


                                                        Nine Months Ended September 30.
                                                        -------------------------------

                                                             1996                 1995
                                                           -------              -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES:             $   458              $ 2,270
                                                           -------              -------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of debt                                          (422)                  (5)
    Partners investment in joint ventures                    1,125                  186
    Distributions of equity to partners                     (1,171)              (2,424)
                                                           -------              -------
    Net cash used in financing activities                     (468)              (2,243)
                                                           -------              -------

    NET (DECREASE) INCREASE IN CASH                            (10)                  27
    CASH AT BEGINNING OF PERIOD                                 11                   48
                                                           -------              -------
    CASH AT END OF PERIOD                                  $     1              $    75
                                                           =======              =======


    At September 30, 1996 notes receivable represent a note from the City of Savage, Minnesota (the City) made to facilitate the development of a 33 acre tract of land. The note receivable has various maturity dates through 1999. The note has a weighted average interest rate of 8.6% at September 30, 1996. Repayments are to come from tax increment revenues from the City.

    The note payable of $884,000 at September 30, 1996 has a maturity date of April 9, 1999 with annual payments of $400,000 subject to acceleration if the collateral (developed lots) are sold prior to maturity. The note has an interest rate of 7% at September 30, 1996. The borrowing is secured by the Ventures' land inventory.

5.  INCOME TAXES

    During the nine months ended September 30, 1996, the Company's effective tax rate was 4% compared to an expected federal and state statutory tax rate of approximately 40%. The better than expected effective tax rate is principally due to a March 21 1996 settlement with the IRS in connection with the IRS audits of the Company's tax returns or the periods January 1, 1991 through December 31, 1994. As a result of the IRS settlement, the Company recorded an income tax benefit of approximately $793,000 from the reversal of income tax previously deferred. In addition, the Company has paid $1,823,000 in income taxes which were previously deferred.



            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


RESULTS OF OPERATIONS

    Net Sales

        The Company's net sales for the three months ended September 30, 1996 were $23,779,000, an increase of $537,000 (2.3%) from $23,242,000 for the three months ended September 30, 1995. Net sales for the nine months ended September 30, 1996 were $61,474,000, an increase of $2,114,000 (3.6%) from
    $59,360,000 for the nine months ended September 30, 1995. The increases were primarily attributable to the increased volume in the lumber and building material contractor division. This increased volume was attributable to the increased demand for residential housing in the Twin Cities Metropolitan Area which more than offset the decrease in volume that occurred in the Company's Mid-America Cedar, Inc. wholesale lumber division during that period.

    Gross Profit

        The Company's gross profit margin for the three months ended September 30, 1996 was 17.6% as compared to 20.8% for the three months ended September 30, 1995. The Company's gross profit margin for the nine months ended September 30, 1996 was 18.0% as compared to 19.8% for the nine months ended September 30, 1995. The decreases were primarily the result of increases in cost of goods sold. The increase in cost of goods sold was due to the addition of LIFO inventory quantities carried at higher costs prevailing in 1996. The addition resulted in increased cost of goods sold and decreased gross profit dollars by approximately $1,024,000.

    Construction Mortgage Interest and Fees

        Construction mortgage interest and fees for the three months ended September 30, 1996 were $1,717,000 a decrease of $2,000 (.1%) from $1,719,000 for the three months ended September 30, 1995. Construction mortgage interest and fees for the nine months ended September 30, 1996 were $4,984,000 an increase of $44,000 (.9%) from $4,940,000 for the nine months ended September 30, 1995. Interest and fees were constant due to lower interest rates and higher levels of construction mortgage receivables in nonaccrual status offsetting higher average outstanding construction mortgage receivables.

    Operating Expenses

        Operating expenses were $4,842,000 for the three months ended September 30, 1996, a decrease of $278,000 (5.4%) from $5,120,000 for the three months ended September 30, 1995. Operating expenses were $14,349,000 for the nine months ended September 30, 1996, an increase of $454,000 (3.3%) from $13,895,000 for the nine months ended September 30, 1995. The decrease for the three months ended September 30, 1996 was primarily due to a lower level of general expenses. The increase for the nine months ended September 30, 1996 was primarily due to an increase in selling, general and administrative expense due to the increased sales volume and to the higher outstanding construction mortgage receivables.

    Total Other Income (Expense)

        Total other income (expense) for the three months ended September 30, 1996 decreased to $101,000 of income compared to income of $331,000 for the three months ended September 30, 1995. Total other income (expense) for the nine months ended September 30, 1996 decreased to $399,000 of income compared to income of $401,000 for the nine months ended September 30, 1995. The decrease for the three months ended September 30, 1996 was primarily due to lower levels of equity in earnings of joint ventures due to fewer lots sold and lower rental income as a result of the sale of an other real estate rental property. For the nine months ended September 30, 1996 total other income (expense) was flat due to lower interest expense due to lower interest rates which offset the lower levels of equity in earnings of joint and lower rental income.

    Income Tax Expense

        Total income tax expense of $88,000, or a 4% effective tax rate, was recorded for the nine months ended September 30, 1996 compared to income tax expense of $1,300,000, or a 41% effective tax rate, for the nine months ended September 30, 1995. The income tax expense recorded during the nine months ended September 30, 1996 includes approximately $881,000 of tax expense, a 41.5% effective tax rate, attributable to the Company's pre-tax income for the period reduced by approximately $793,000 of tax benefits, a 39% effective tax rate, recorded for a March 21, 1996 settlement with the IRS in connection with the IRS audits of the Company's tax returns for the periods January 1, 1991 through December 31, 1994. The tax benefits recorded as a result of the IRS settlement represent the reversal of income tax reserves previously recorded.

    Net Income

        The Company's net income for the three months ended September 30, 1996 decreased to $681,000, a decrease of $357,000 from $1,038,000 for the three months ended September 30, 1995. Net income for the nine months ended September 30, 1996 increased to $2,033,000, an increase of $153,000 from $1,880,000 for the nine months ended September 30, 1995. The decrease for the three months ended September 30, 1996 was primarily due to the decrease in gross margin. The increase for the nine months ended September 30, 1996 was due to the recording of the tax benefits relating to the IRS settlement more than offsetting the decrease in gross margin.

LIQUIDITY AND FINANCIAL CONDITION

        The Company funds its working capital and capital expenditure requirements from cash from operations and/or borrowings under bank credit facilities and other short-term lenders.

        During the first nine months of 1996, inventory decreased principally due to lower quantities of inventory and an increase in the level of the LIFO reserve. Prices for most commodity wood products increased during the first nine months of 1996 due to increased demand for residential housing nationwide and limited production by suppliers. The Company has adjusted customer prices regularly to reflect both the deflationary and inflationary effects of the commodity materials they sell and has entered into product delivery and pricing schedules with certain customers to insulate the Company from gross profit margin erosion from increases in commodity wood product prices. However, there can be no assurance that such measures will fully prevent any profit margin erosion for the fiscal year ending December 31, 1996. During the first nine months of 1996, the Company experienced an increase in the amount of construction mortgage receivables outstanding resulting from increased receivable originations in the Twin Cities and Milwaukee Metropolitan Areas.

        On September 30, 1996, the Company had working capital of $21,592,000 as compared to $21,044,000 at December 31, 1995. The Company's principal sources and uses of cash during the first nine months ended September 30, 1996 are set forth in the unaudited consolidated statement of cash flows for that period.

        For the nine months ended September 30, 1996, the Company used approximately $3,828,000 of cash to finance operating activities, primarily the increase in trade accounts receivable and the decreases of deferred income taxes, accounts payable and accrued expenses. The Company used approximately $5,045,000 of cash for investing activities for the nine months ended September 30, 1996 primarily due to the increases in construction mortgage receivables offset by proceeds from sales of land development projects. For the nine month period, increases in the Company's cash used in operating activities and cash used in investing activities were financed primarily by an increase under its bank credit facilities.

        As of September 30, 1996, Lyman Development Company's share of estimated funding requirements for property improvement costs Company-owned projects and for its share of joint venture project costs for the next twelve months are $ 0 and $0, respectively.

        Under an amended and restated bank revolving credit and standby letter of credit facility (the "Credit Agreement"), Lyman and its subsidiaries have credit up to a maximum of $55,000,000, dependent upon a borrowing base as defined within the agreement, which matures on June 30, 1998. The Company is in compliance with the Credit Agreement. Management believes that it will remain in compliance with the Credit Agreement through its maturity.

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

                           None

Item 3.                    Defaults Upon Senior Securities:

                           None

Item 4.                    Submission of Matters to a Vote of Security Holders:

                           None

Item 5.                    Other Information:

                           None

Item 6.                    Exhibits and Reports on Form 8-K:

                           (a) Exhibit 27 - Financial Data Schedule (filed electronically for SEC use)

                           (b) No current Reports on Form 8-K were filed during the three months ended
                                    September 30, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LYMAN LUMBER COMPANY
                                           (Registrant)





Date   November 12, 1996                    s/ John D. Gilpin
     -----------------------                -----------------
                                            John D. Gilpin
                                            Senior Vice President and Secretary
                                            (Chief Financial Officer)


Date    November 12, 1996                   s/ Brian C. Balcer
     ------------------------               ------------------
                                            Brian C. Balcer
                                            Treasurer and Controller
                                            (Chief Accounting Officer)